Form 10-Q
period 2007-09-30
ML Man Bayswater FuturesAccess LLC
filed 2007-11-14
CIK 1417923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52908

ML MAN BAYSWATER FUTURESACCESS LLC
(Exact Name of Registrant as
specified in its charter)

Delaware	01-0902750
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

ML MAN BAYSWATER FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

ML MAN BAYSWATER FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(Unaudited)

September 30,
2007

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $1,482,949)	$8,127,419
Net unrealized profit on open contracts	186,148
Cash	49,397
Deferred initial offering cost	41,250
Accrued interest	34,168

TOTAL ASSETS	$8,438,382

LIABILITIES AND MEMBER'S CAPITAL
LIABILITIES:
Brokerage commissions payable	$1,547
Management fee payable	13,964
Initial offering costs payable	55,000
Other	16,607

Total liabilities	87,118

MEMBER'S CAPITAL:
Member’s Interest (10,000,000 Units outstanding, unlimited Units authorized)	8,351,264
Total member’s capital	8,351,264

TOTAL LIABILITIES AND MEMBER'S CAPITAL	$8,438,382

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML MAN Bayswater FuturesAccess LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the period
July 2, 2007 (commencement of operations)
to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$(1,867,391)
Change in unrealized	186,148
Brokerage commissions	(4,505)

Total trading loss	(1,685,748)

INVESTMENT INCOME:
Interest	111,808

EXPENSES:
Management fee	43,836
Other	30,960

Total expenses	74,796

NET INVESTMENT INCOME	37,012

NET LOSS	$(1,648,736)

NET LOSS PER UNIT:

Weighted average number of Units outstanding
Class D	10,000,000

Net loss per weighted average Unit
Class D	$(0.1649)

See notes to financial statements.

ML MAN Bayswater FuturesAccess LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBER’S CAPITAL
For the period July 2, 2007 (commencement of operations) to  September 30, 2007
(unaudited)

				Member's Capital
	Initial Offering	Subscriptions	Redemptions	September 30, 2007

Class D *	10,000,000	—	—	10,000,000

Total Member’s Units	10,000,000	—	—	10,000,000

					Member's Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	September 30, 2007

Class D *	$10,000,000	$—	$—	$(1,648,736)	$8,351,264

Total Member’s Interest	$10,000,000	$—	$—	$(1,648,736)	$8,351,264

*  Initial Investment of $10,000,000 made by Merrill Lynch Investors Inc.

See notes to financial statements.

ML MAN Bayswater FuturesAccess LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Man Bayswater FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the period July 2, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.  The Fund commenced operations on July 2, 2007 and has a fiscal year end of December 31, 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with Fund’s Form 10 filed with the Securities Exchange Commission.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund amortizes over a twelve-month period the total initial offering costs for purposes of determining Net Asset Value.  Such costs were initially paid by Merill Lynch Alternative Investments LLC (“MLAI”). For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At September 30, 2007 the Net Asset Values of class D Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D	$8,363,847	$8,351,264	10,000,000	$0.8364	$0.8351

3.                     MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investment in foreign market may also entail legal and political risks.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Bayswater Asset Management (“Bayswater”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Bayswater to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Bayswater itself.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statement of Financial Condition.

4.                     RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class D

July	Aug	Sep
$0.9648	$0.8246	$0.8364

Performance Summary

July 1, 2007 to September 30, 2007

The Fund posted overall losses for the third quarter.

The energy sector started trading at the end of the quarter posting losses for the Fund. Trading was difficult due to the volatility of global markets causing losses to be posted to the Fund.

The interest rate sector posted losses for the Fund throughout the quarter. The bond market selection underperformed at quarter’s end as the Fund held long positions in Australian government bonds and short positions in Canadian government bonds. While Canada had the best performing bonds could not offset the losses posted to the Fund from the Australian government bonds.

The stock indices sector posted losses for the Fund. Losses were posted to the Fund through mid-quarter due to market volatility. The quarter ended with gains being posted to the Fund as the equity market selection added value as it captured the rally in the Japanese equities with long positions in the Japanese equity markets.

The currency sector posted losses for the Fund. Gains were posted to the Fund only at the quarter’s end due to long positions in the Australian dollar and short positions in the Japanese yen.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of Bayswater, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Bayswater is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the period July 2, 2007 (commencement of operations) to September 30, 2007, the Fund’s average month-end Net Asset Value for all other purposes was $9,064,368.

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$705,900	7.79%	$962,733	$449,066
Interest Rates	716,974	7.91%	758,117	675,832
Stock	257,576	2.84%	266,044	249,105

TOTAL	$1,680,450	18.54%	$1,986,894	$1,374,003

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Item 4.             Controls and Procedures

MLAI, the Sponsor of ML Man Bayswater FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jul-07	$10,000,000	10,000,000	$1.0000
Aug-07	—	—	0.9648
Sep-07	—	—	0.8246
Oct-07	—	—	0.8364

(1) Beginning of the month Net Asset Value for all other purposes

(b) None.

(c) None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                      Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MAN BAYSWATER FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2007		By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)